Form 10-Q
period 2016-06-30
Ocean Thermal Energy Corp
filed 2016-08-10
CIK 1531272

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission File Number 000-55573

OCEAN THERMAL ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	80-0968237
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 South Queen Street, Lancaster, PA 17603
(Address of principal executive offices, including zip code)

(717) 299-1344
(Registrant’s telephone number, including area code)

n/a
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 10, 2016, issuer had 83,224,654 outstanding shares of common stock, par value $0.0001.

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2016 AND DECEMBER 31, 2015

	June 30, 2016	December 31, 2015
	(Unaudited)	(Restated)
ASSETS
Current Assets
Cash	$34,299	$125,029
Prepaid expenses	27,855	9,223
Other current assets	24,542	24,542
Total Current Assets	86,696	158,794

Property and Equipment
Property and equipment, net	3,516	6,573
Assets under construction	1,008,347	970,847
Property and Equipment, net	1,011,863	977,420

Total Assets	$1,098,559	$1,136,214

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payables and accrued expense	$5,691,891	$5,079,984
Current portion - capital lease obligation	-	2,530
Notes payable - related party, net	3,665,510	507,082
Notes payable, net	300,000	300,000
Convertible note payable, net	47,445	-
Total Current Liabilities	9,704,846	5,889,596

Notes payable - related party, net	45,329	2,806,014
Notes payable, net	599,076	594,432
Convertible note payable, net	-	44,940
Total Liabilities	10,349,251	9,334,982

Commitments and Contingencies (see Note 6)

Stockholders' Deficiency
Preferred Stock, $0.0001 par value; 20,000,000 shares authorized,
0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized,
83,163,654 and 82,623,066 shares issued and outstanding, respectively	8,316	8,262
Additional paid-in capital	39,759,426	38,796,396
Accumulated deficit	(49,018,434)	(47,003,426)
Total Stockholders' Deficiency	(9,250,692)	(8,198,768)

Total Liabilities and Stockholders' Deficiency	$1,098,559	$1,136,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Operating Expenses
Salaries and wages	$292,668	$453,069	$624,779	$879,395
Professional fees	206,427	125,486	461,678	517,126
General and administrative	115,299	164,641	222,271	302,251
Impairment of assets under construction	-	6,977,871	-	6,977,871
Total Operating Expenses	614,394	7,721,067	1,308,728	8,676,643
Loss from Operations	(614,394)	(7,721,067)	(1,308,728)	(8,676,643)

Other Expenses
Interest Expense	(384,082)	(111,869)	(706,280)	(346,301)
Total Other expense	(384,082)	(111,869)	(706,280)	(346,301)

Loss Before Income Taxes	(998,476)	(7,832,936)	(2,015,008)	(9,022,944)

Provision for Income Taxes	-	-	-	-

Net Loss	$(998,476)	$(7,832,936)	$(2,015,008)	$(9,022,944)

Net Loss per Common Share
Basic and Diluted	$(0.01)	$(0.10)	$(0.02)	$(0.11)

Weighted Average Number of Common Shares Outstanding	82,977,921	78,970,953	82,816,924	78,865,733

The accompanying notes are an integral part of these condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(UNAUDITED)

	2016	2015
Cash Flows From Operating Activities:
Net loss	$(2,015,008)	$(9,022,944)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	3,057	3,609
Impairment of assets under construction	-	6,977,871
Stock issued for services	179,000	63,750
Stock option expense	-	11,218
Amortization of note payable discounts	419,478	143,096
Changes in assets and liabilities:
Other current assets	-	(17,467)
Prepaid expenses	(18,632)	-
Accounts payable	221,762	410,162
Accrued expenses	390,143	675,408
Net Cash Used In Operating Activities	(820,200)	(755,297)

Cash Flow From Investing Activities:
Assets under construction	(37,500)	(117,360)
Net Cash Used In Investing Activities	(37,500)	(117,360)

Cash Flows From Financing Activities:
Repayment of notes payable - related party	(5,000)	(90,000)
Proceeds from notes payable - related party	609,500	-
Proceeds from convertible note payable	-	50,000
Proceeds from issuance of common stock	165,000	455,627
Proceeds from due to related party	-	218,000
Repayment of capital lease	(2,530)	(2,245)
Net Cash Provided by Financing Activities	766,970	631,382

Net decrease in cash and cash equivalents	(90,730)	(241,275)
Cash and cash equivalents at beginning of year	125,029	280,708
Cash and Cash Equivalents at End of Period	$34,299	$39,433

Supplemental disclosure of cash flow information
Cash paid for interest expense	$2,732	$8,320
Cash paid for income taxes	$-	$-
Debt discount for JPF VF notes and extension of warrants	$619,084	$-
Debt discount for convertible note payable	$-	$6,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
as of June 30, 2016
(Unaudited)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

A.         Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management’s opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made that are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year. The interim unaudited condensed consolidated financial statements should be read in conjunction with our audited financial statement and notes thereto for the years ended December 31, 2015 and 2014.

B.           Nature of Operations

OCEES International Inc. (“OCEES”) was formed under the laws of Hawaii on January 21, 1998. Ocean Thermal Energy Corporation (“OTE Delaware”) was a Delaware corporation formed on October 18, 2010. In 2011, OCEES and OTE Delaware entered into a share exchange agreement. The transaction was treated as a merger of entities under common control as 100% of the stockholders of OCEES exchanged their shares for 100% of the outstanding shares of OTE Delaware.

OTE Delaware used its proprietary technology to develop, build, own, and operate renewable energy systems, primarily in the Eastern and Western Caribbean Islands.

On December 17, 2013, Broadband Network Affiliates, Inc. (“BBNA”), a Nevada corporation, changed its state domicile and became a Delaware corporation. On December 23, 2013, BBNA entered into a merger agreement with OTE Delaware, which was effective December 31, 2013. Upon completion of the merger, BBNA changed its name to Ocean Thermal Energy Corporation (“OTE”), and the former OTE Delaware ceased to exist. The transaction was treated as a reverse merger and recapitalization by OTE Delaware. For purposes of this report, “we,” “us,” and “our” refer to OTE, the surviving entity, after taking into effect the merger transaction, and its subsidiaries.

We develop projects for renewable power generation, desalinated water production, and air conditioning using our proprietary technologies designed to extract energy from the temperature differences between warm surface water and cold deep water.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
as of June 30, 2016
(Unaudited)

C.           Principal Subsidiary Undertakings

Our condensed consolidated financial statements for the six months ended June 30, 2016, and the year ended December 31, 2015, include the following subsidiaries:

Name	Place of Incorporation / Establishment	Principal Activities	Date Formed
Ocean Thermal Energy Bahamas Ltd.	Bahamas	Intermediate holding company of OTE BM Ltd. and OTE Bahamas O&M Ltd.	07/04/2011

OTE BM Ltd.	Bahamas	OTEC/SDC development in the Bahamas	09/07/2011

OCEES International Inc.	Hawaii, USA	Research and development for the Pacific Rim	01/21/1998

Ocean Thermal Energy UK Limited	England and Wales	Dormant	07/22/2010

OTEC Innovation Group Inc.	Delaware, USA	Dormant	06/02/2011

OTE-BM Energy Partners LLC	Delaware, USA	Dormant	06/02/2011

OTE Bahamas O&M Ltd.	Bahamas	Dormant	09/07/2011

Ocean Thermal Energy Holdings Ltd.	Bahamas	Dormant	03/05/2012

Ocean Thermal Energy Cayman Ltd.	Caymans	Dormant	03/26/2013

OTE HC Ltd.	Caymans	Dormant	03/26/2013

We have an effective interest of 100% in each of our subsidiaries.

D.           Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include the assumptions used in valuing equity investments and issuances, valuation of deferred tax assets, and depreciable lives of property and equipment.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
as of June 30, 2016
(Unaudited)

E.           Cash and Cash Equivalents

We consider all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2016, and December 31, 2015, we had no cash equivalents.

F.           Income Taxes

We account for income taxes under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740-10-25, “Income Taxes—Overall—Recognition.” Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Our 2010 to 2015 tax years remain open to audit by the Internal Revenue Service and state tax authorities.

G.           Business Segments

We conduct operations in various foreign jurisdictions that use our technology. Our segments are based on the location of their operations:

June 30, 2016
	Headquarters	US Territories	Bahamas	Other	Total
Revenue	$ -	$ -	$ -	$ -	$ -
Assets	90,212	715,064	244,285	48,998	1,098,559
Net loss	(2,015,008)	-	-	-	(2,015,008)
Property and equipment	3,516	-	-	-	3,516
Assets under construction	-	715,064	244,285	48,998	1,008,347
Depreciation	3,057	-	-	-	3,057
Additions to assets under construction	-	37,500	-	-	37,500

June 30, 2015
	Headquarters	US Territories	Bahamas	Other	Total
Revenue	$ -	$ -	$ -	$ -	$ -
Assets	110,470	647,804	244,285	48,998	1,051,557
Net Loss	(2,045,073)	-	(6,977,871)	-	(9,022,944)
Property and equipment	10,183	-	-	-	10,183
Assets under constrution	-	647,804	244,285	48,998	941,087
Depreciation	3,609	-	-	-	3,609
Additions to assets under construction	-	104,710	12,650	-	117,360

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
as of June 30, 2016
(Unaudited)

For the six months ended June 30, 2016, the U.S. territories are comprised of U.S. Virgin Islands project (approx. $550,000) and Guam project (approx. $165,000). The Bahamas territory is comprised of Bahamas Electricity Corporation project (approx. $244,000). Other territory is comprised of Cayman Islands project (approx. $49,000).

For the six months ended June 30, 2015, the U.S. territories are comprised of U.S. Virgin Islands project (approx. $483,000) and Guam project (approx. $165,000). The Bahamas territory is comprised of Bahamas Electricity Corporation project (approx. $244,000). Other territory is comprised of Cayman Islands project (approx. $49,000).

H.           Property and Equipment

Furniture, vehicles, equipment, and software are recorded at cost and include major expenditures that increase productivity or substantially increase useful lives.

Maintenance, repairs, and minor replacements are charged to expenses when incurred. When furniture, vehicles, or equipment is sold or otherwise disposed of, the asset and related accumulated depreciation are removed from this account, and any gain or loss is included in the statement of operations.

The cost of furniture, vehicles, equipment, and software is depreciated over the estimated useful lives of the related assets.

Assets under construction represent costs incurred by us for our renewable energy systems currently in process. We capitalize costs incurred once the project has met the project feasibility stage. Costs include environmental engineering, permits, government approval costs, and site engineering costs. We capitalize direct interest costs associated with the projects. As of June 30, 2016, and December 31, 2015, we have no interest costs capitalized.

Depreciation is computed using the straight-line method for financial reporting purposes. The estimated useful lives and accumulated depreciation for land, buildings, furniture, vehicles, equipment, and software are as follows:

Years
Computer Equipment	3
Software	5

I.           Fair Value

ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States, and enhances disclosures about fair value measurements. ASC 820 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

●	Level 1–Pricing inputs are quoted prices available in active markets for identical assets or liabilities as of the reporting date.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
as of June 30, 2016
(Unaudited)

●
Level 2–Pricing inputs are quoted for similar assets, or inputs that are observable, either directly or indirectly, for substantially the full term through corroboration with observable market data. Level 2 includes assets or liabilities valued at quoted prices adjusted for legal or contractual restrictions specific to these investments.

●
Level 3–Pricing inputs are unobservable for the assets or liabilities; that is, the inputs reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

Management believes the carrying amounts of the short-term financial instruments, including cash and cash equivalents, accounts receivable, prepaid expense and other assets, accounts payable, accrued liabilities, notes payable, deferred compensation, and other liabilities reflected in the accompanying balance sheet approximate fair value at June 30, 2016, and December 31, 2015, respectively, due to the relatively short-term nature of these instruments.

J.           Concentrations

Cash and cash equivalents and restricted cash are deposited with major financial institutions and, at times, such balances with any one financial institution may be in excess of FDIC-insured limits. As of June 30, 2016, and December 31, 2015, $0 and $0 were deposited in excess of FDIC-insured limits. Management believes the risk in these situations to be minimal.

K.           Loss per Share

The basic loss per share is calculated by dividing our net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing our net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. We have 25,517,876 and 18,398,360 shares issuable upon the exercise of warrants and options and 205,667 shares issuable upon the conversion of the green energy bonds and notes that were not included in the computation of dilutive loss per share because their inclusion is antidilutive for the quarters ended June 30, 2016 and 2015, respectively.

L.           Revenue Recognition

We will recognize revenue on arrangements in accordance with FASB ASC Topic 605, “Revenue Recognition.” In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
as of June 30, 2016
(Unaudited)

M.           Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases,” which will amend current lease accounting to require lessees to recognize: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows, or financial condition.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting,” which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (i) income tax consequences; (ii) classification of awards as either equity or liabilities; and (iii) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows, or financial condition.

In April 2016, the FASB issued ASU No. 2016–10, “Revenue from Contract with Customers (Topic 606): Identifying Performance Obligations and Licensing.” The amendments in this update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on: (i) contracts with customers to transfer goods and services in exchange for consideration; and (ii) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this update are intended to render more detailed implementation guidance with the expectation to reduce the degree of judgment necessary to comply with Topic 606. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows, or financial condition.

NOTE 2—GOING CONCERN

We had a net loss of $2,015,008 and used cash in operations of $820,200 for the six months ended June 30, 2016, and had an accumulated deficit of $49,018,434 and a working capital deficit of $9,618,150 as of June 30, 2016. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital through the sale of debt or equity securities or stockholder loans and to implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
as of June 30, 2016
(Unaudited)

Management believes that we will be able to continue as a going concern through additional affiliate loans, implementation of our strategic operating plan including reductions in variable costs, continuing a multi-focused plan to obtain external capital, and offering sales incentives to accelerate ocean thermal energy conversion (“OTEC”) project development.

NOTE 3—PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2016:

	Cost	Accumulated Depreciation	Net Book Value	Estimated Useful Life
Computer and Office Equipment	$ 13,751	$10,235	$ 3,516	3 Years
Software (video system)	19,061	19,061	-	5 Years
Assets under construction	1,008,347	-	1,008,347
	$1,041,159	$29,296	$1,011,863

Property and equipment consist of the following at December 31, 2015:

	Cost	Accumulated Depreciation	Net Book Value	Estimated Useful Life
Computer and Office Equipment	$ 13,751	$ 9,085	$ 4,666	3 Years
Software (video system)	19,061	17,154	1,907	5 Years
Assets under construction	970,847	-	970,847
	$1,003,659	$26,239	$977,420

Depreciation expense for the six months ended June 30, 2016 and 2015, was $3,057 and $3,609, respectively.

In June 2015, the Baha Mar assets under construction were deemed to be impaired due to the uncertainty regarding completion of the resort. Consequently, $6,977,871 of impairment of assets under construction was recorded during the six months ended June 30, 2015.

NOTE 4—NOTES PAYABLE

During 2012, we issued a note payable for $1,000,000 and three-year warrants to purchase 3,295,761 shares of common stock with an exercise price of $0.50 per share. The note had an interest rate of 10% per annum, was secured by a first lien in all of our assets, and was due on February 3, 2015. We determined the warrants had a fair value of $378,500 based on the Black-Scholes option-pricing model. The fair value was recorded as a discount on the note payable and was being amortized over the life of the note. We repriced the warrants during 2013 and took an additional charge to earnings of $1,269,380 related to the repricing. The warrants were exercised upon the repricing. On April 1, 2016, the note holder agreed to amend the note to extend the due date for repayment of the note to February 3, 2017.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
as of June 30, 2016
(Unaudited)

Series B 10% Units

During 2013, we issued Series B units. Each unit is comprised of a loan agreement, a $50,000 promissory note that matures on September 30, 2023, and bears interest at 10% per annum payable annually in arrears, a security agreement, and a warrant to purchase 10,000 shares of common stock at an exercise price to be determined pursuant to a specified formula. During 2013, we issued $525,000 of 10% promissory notes and warrants to purchase 105,000 shares of common stock (see Note 5). The warrants have an expiration date of September 30, 2023. We determined the warrant had a fair value of $60,068 based on the Black-Scholes option-pricing model. The fair value was recorded as a discount on the note payable and was being amortized over the life of the note. As of June 30, 2016 and December 31, 2015, we amortized $12,673 and $7,714 of debt discount, respectively. Accrued interest on the notes was $137,028 and $116,104 at June 30, 2016, and December 31, 2015, respectively. During 2015, one of the original note holders transferred its ownership of the note in the amount of $50,000 to a private venture fund in which our chief executive officer is an officer and director, which is disclosed as a related-party transaction (see Note 7).

Unsecured Debentures

During 2013, we paid cash of $10,000 and issued a note payable for $290,000 in connection with the reverse merger transaction (see Note 7). We repurchased and retired 7,546,464 shares of common stock simultaneously with the closing of the merger. The note was unsecured and due the earlier of December 31, 2015, or upon our receipt of $50,000 of proceeds from the exercise of the Class A warrants, $50,000 from the exercise of the Class B warrants, $60,000 from the exercise of the Class C warrants, $60,000 from the exercise of Class D warrants, and $70,000 from the exercise of the Class E warrants. During 2015, a payment of $60,000 was made leaving a balance of $130,000. Accrued interest totaled $25,959 and $20,759 at June 30, 2016, and December 31, 2015, respectively. We have determined that no further payment of principal or interest on this note should be made because the note holder failed to perform his underlying obligations giving rise to this note. As such, we are confident that if the note holder were to seek legal redress, his unlawful conduct would be revealed and a court would decide in our favor by either voiding the note or awarding damages sufficient to offset the note value.

During 2014, we issued a note payable for $2,265,000 and warrants to purchase 12,912,500 shares of common stock, with an exercise price equal to the greater of a 50% discount of the stock price when our shares are listed on a public exchange or $0.425 per share, to an entity that is a principal stockholder and owned 67% by our chief executive officer. The warrants expire one year after our shares are listed on a recognized public exchange. The unsecured note has an interest rate of 10% per annum and the balance was due on January 31, 2015. We determined the warrants had a fair value of $2,265,000 based on the Black-Scholes option-pricing model. The fair value was recorded as a discount on the note payable and is being amortized over the life of the note. As of December 31, 2015, principal of $152,500 had been repaid and principal of $351,500 had been converted into 468,667 shares of common stock, leaving a loan balance of $1,761,000 (see Note 5). Accrued interest totaled $352,275 and $270,428 as of June 30, 2016, and December 31, 2015, respectively. We repaid $5,000 during the six months ended June 30, 2016, and intend to repay the loan and accrued interest upon the financial close of the Baha Mar project. On April 4, 2016, the note holder agreed to amend the note to extend the due date of the note to January 31, 2017. We did not modify the terms of the warrants.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
as of June 30, 2016
(Unaudited)

During 2014, we issued Secured Convertible Promissory Notes (Bonds) totaling $166,800 through September 30, 2014. The bonds carry an interest rate ranging from 7.86% to 9.86% and mature on April 30, 2019, and December 31, 2019. In addition, the bondholders are entitled to convert each $1,200 bond into 1,000 shares of common stock at a price of $1.20 per share. Should our shares trade for 10 consecutive days at $1.80 per share or higher prior to maturity, the bonds will be automatically called and converted to shares at $1.20 per share. There was no beneficial conversion on the date of grant. Accrued interest totaled $29,815 and $21,664 as of June 30, 2016, and December 31, 2015, respectively.

During 2014, we issued a note payable of $100,000 to a related party and $200,000 to a third party, for a total of $300,000, and warrants to purchase 300,000 shares of common stock with an exercise price of $1.00 per share. The warrants expire during December 2018. These unsecured notes have an interest rate of 12% per annum. The $100,000 note with a related party was due the earlier of December 26, 2015; the completion by us of an equity financing resulting in our receipt of gross proceeds of at least $2,000,000; or the financial close of the Baha Mar project and release of funds by bank (see Note 7). The balance on the $200,000 note was due the earlier of March 31, 2015; the completion by us of an equity financing resulting in our receipt of gross proceeds of at least $2,000,000; or the financial close of the Baha Mar project and release of project financing funds by the bank. We determined the warrants had a fair value of $85,304 based on the Black-Scholes option-pricing model. The fair value was recorded as a discount on the notes payable and is being amortized over the life of the note. Accrued interest totaled $54,000 and $36,000 as of June 30, 2016, and December 31, 2015, respectively. As of June 30, 2016, the notes are in default. Due to the delay in opening of the Baha Mar Resort, our Baha Mar SWAC project’s financial closing was delayed causing us to default on the loans. We intend to repay the loans and accrued interest upon the project’s financial closing (see Note 5).

During 2015, we issued a promissory note to a private venture fund in which our chief executive officer is an officer and director in consideration of working capital loans of up to $1,000,000. The note bears interest at a rate of 12%. Repayment is due on the earlier of the first anniversary of the date of issuance; the completion by us of equity financing resulting in the receipt of at least $2,000,000, or the financial close of the Baha Mar project. We also issued a warrant to purchase up to 4,480,000 shares of our common stock at $0.25 per share any time prior to repayment. We calculated the fair value of the warrant by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 54%; risk-free interest rate of 0.32%; and an expected life of one year. We determined the warrant had a fair value of $1,000,000 based on the Black-Scholes option-pricing model. The fair value was recorded as a discount on the note payable and is being amortized over the life of the note. The private venture fund had advanced $1,000,975 through December 31, 2015 (see Notes 5 and 7). Due to the additional working capital loans received, we and the note holder agreed to subsequently amend the original note to increase the working capital loan to $2,000,000 and the warrant to purchase up to 8,000,000 shares. In addition, the expiration date of the original warrant was extended to December 31, 2016. The modification of the original warrant was treated as an exchange of the original warrant for a new warrant and the difference in fair value was treated as an additional debt discount. As of June 30, 2016, additional loans of $609,500 have been made to us. We calculated the fair value of the warrant by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 61%; risk-free interest rate of 0.62%; and an expected life of nine months. We recorded an additional debt discount of $8,609 for the extension of the original warrant and $610,475 for the new warrant at June 30, 2016. As of June 30, 2016, and December 31, 2015, we amortized $788,119 and $376,107, respectively, of debt discount.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
as of June 30, 2016
(Unaudited)

On April 7, 2015, we issued an unsecured convertible promissory note in the principal amount of $50,000 to an unrelated party. The note bears interest of 10% and is due on April 17, 2017. The note can be converted into our common stock at a conversion rate of $0.75 per share at any time prior to the repayment. We recorded a debt discount of $6,667 for the fair value of the beneficial conversion feature. As of June 30, 2016 and December 31, 2015, we amortized $4,112 and $1,607, respectively, of debt discount.

The following convertible note and notes payable were outstanding at June 30, 2016:
							Related Party		Non Related Party
Date of Issuance	Maturity Date	Interest Rate	Original Principal	Principal at June 30, 2016	Discount at June 30, 2016	Carrying Amount at June 30, 2016	Current	Long-Term	Current	Long-Term
02/03/12	02/03/17	10.00%	$ 1,000,000	$ 1,000,000	$ -	$ 1,000,000	$ 1,000,000	$ -	$ -	$ -
08/15/13	10/31/23	10.00%	525,000	525,000	47,395	477,605	-	45,329	-	432,276
12/31/13	12/31/15	8.00%	290,000	130,000	-	130,000	130,000	-	-	-
04/16/14	04/30/19	9.86%	6,000	6,000	-	6,000	-	-	-	6,000
05/09/14	04/30/19	9.86%	50,400	50,400	-	50,400	-	-	-	50,400
05/28/14	04/30/19	9.86%	25,200	25,200	-	25,200	-	-	-	25,200
04/01/14	01/31/17	10.00%	2,265,000	1,756,000	-	1,756,000	1,756,000	-	-	-
07/21/14	12/31/19	9.86%	78,000	78,000	-	78,000	-	-	-	78,000
08/18/14	12/31/19	7.86%	7,200	7,200	-	7,200	-	-	-	7,200
12/22/14	03/31/15	12.00%	200,000	200,000	-	200,000	-	-	200,000	-
12/26/14	12/26/15	12.00%	100,000	100,000	-	100,000	-	-	100,000	-
04/09/15	04/09/17	10.00%	50,000	50,000	2,555	47,445	-	-	47,445	-
07/28/15	*	12.00%	1,610,475	1,610,475	830,965	779,510	779,510	-	-	-
Total			$ 6,207,275	$ 5,538,275	$ 880,915	$ 4,657,360	$ 3,665,510	$ 45,329	$ 347,445	$ 599,076

_______________
*
Repayment earlier of: (i) the first anniversary of the date of issuance; (ii) the completion by us of equity financing resulting in our receipt of gross proceeds of at least $2,000,000; or (iii) the financial closing of the Baha Mar Project. On March 15, 2016, the note was amended to increase the working capital loan up to $2,000,000.

The following convertible note and notes payable were outstanding at December 31, 2015:

							Related Party		Non Related Party
Date of Issuance	Maturity Date	Interest Rate	Original Principal	Principal at December 31, 2015	Discount at December 31, 2015	Carrying Amount at December 31, 2015	Current	Long-Term	Current	Long-Term
02/03/12	02/03/17	10.00%	$ 1,000,000	$ 1,000,000	$ -	$ 1,000,000	$ -	$ 1,000,000	$ -	$ -
08/15/13	10/31/23	10.00%	525,000	525,000	52,354	472,646	-	45,014	-	427,632
12/31/13	12/31/15	8.00%	290,000	130,000	-	130,000	130,000	-	-	-
04/16/14	04/30/19	9.86%	6,000	6,000	-	6,000	-	-	-	6,000
05/09/14	04/30/19	9.86%	50,400	50,400	-	50,400	-	-	-	50,400
05/28/14	04/30/19	9.86%	25,200	25,200	-	25,200	-	-	-	25,200
04/01/14	01/31/17	10.00%	2,265,000	1,761,000	-	1,761,000	-	1,761,000	-	-
07/21/14	12/31/19	9.86%	78,000	78,000	-	78,000	-	-	-	78,000
08/18/14	12/31/19	7.86%	7,200	7,200	-	7,200	-	-	-	7,200
12/22/14	03/31/15	12.00%	200,000	200,000	-	200,000	-	-	200,000	-
12/26/14	12/26/15	12.00%	100,000	100,000	-	100,000	-	-	100,000	-
04/09/15	04/09/17	10.00%	50,000	50,000	5,060	44,940	-	-	-	44,940
07/28/15	*	12.00%	1,130,427	1,000,000	623,893	376,107	376,107	-	-	-
**	*	12.00%	-	975	-	975	975	-	-	-
Total			$ 5,727,227	$ 4,933,775	$ 681,307	$ 4,252,468	$ 507,082	$ 2,806,014	$ 300,000	$ 639,372

_______________
*
Repayment earlier of: (i) the first anniversary of the date of issuance; (ii) the completion by us of equity financing resulting in our receipt of gross proceeds of at least $2,000,000; or (iii) the financial closing of the Baha Mar project.

**
Additional funding received related to the promissory note issued on July 28, 2015, to a private venture fund in which our chief executive officer is an officer and director, in consideration of a working capital loan of up to $1,000,000. On March 15, 2016, the note was amended to increase the working capital loan to up to $2,000,000.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
as of June 30, 2016
(Unaudited)

NOTE 5—STOCKHOLDERS’ EQUITY

A.           Common Stock

During 2015, individuals exercised warrants to purchase 537,989 shares of common stock at a price of $0.75 per share for cash totaling $403,492. These warrants were related to the Series C and E warrants associated with the BBNA merger.

During 2015, individuals exercised warrants to purchase 620,000 shares of common stock at a price of $0.50 per share for cash totaling $310,000. These warrants were related to the Series D warrants associated with the BBNA merger.

During 2015, we issued 2,844,000 shares of common stock to officers and employees with a fair value of $2,417,400 ($0.85 per share).

During 2015, we issued 157,295 shares of common stock for services performed with a fair value of $133,701 ($0.85 per share)

For the six months ended June 30, 2016, individuals exercised Series E warrants to purchase 330,000 shares of common stock at a price of $0.50 per share for cash totaling $165,000. These warrants were related to the Series E warrants associated with the BBNA merger.

For the six months ended June 30, 2016, we issued 210,588 shares of common stock for services performed with a fair value of $179,000 ($0.85 per share).

B.           Warrants and Options

We used the following assumptions for warrants during the six months ended June 30, 2016:

Expected volatility:	61%
Expected lives:	9 months
Risk-free interest rate:	0.29%-0.62%
2Expected dividend yield:	None

We used the following assumptions for options during the year ended December 31, 2015:

Expected volatility:	54%
Expected lives:	1 Year
Risk-free interest rate:	0.32%
Expected dividend yield:	None

During 2012, we issued warrants to purchase 1,075,000 shares of common stock in conjunction with Series A notes payable that are exercisable at a price of $3.00 per share and expire on March 31, 2017.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
as of June 30, 2016
(Unaudited)

During 2013, we issued warrants to purchase 105,000 shares of common stock in conjunction with Series B notes payable that are exercisable at a price to be determined pursuant to a specified formula (see Note 4). During 2014, our shares were listed on a public exchange, establishing a price for the warrants and making them all exercisable. The warrants expire September 30, 2023.

During 2013, we issued warrants to purchase 300,000 shares of common stock, with an exercise price equal to the greater of a 50% discount of the stock price at our initial public offering of shares or $0.425 per share, in conjunction with a note payable to an entity 67% owned by our chief executive officer in the amount of $100,000 (see Note 4). The warrant expires one year after the date of our initial public offering of shares on a public exchange.

As part of the merger with BBNA, we assumed outstanding warrants to purchase 10,000,000 shares of common stock. These warrants are grouped into five tranches of 2,000,000 shares. The pricing for each tranche is as follows: Series A and Series B are $0.50 per share; Series C is $0.75 per share; Series D is $1.00 per share; and Series E is $1.25 per share. These warrants expire on December 31, 2018. During 2015, warrants to purchase 1,157,989 shares of common stock were exercised. In addition, we repriced the Series D warrants to $0.75 per share and Series E warrants to $0.50 per share. For the six months ended June 30, 2016, Series E warrants to purchase 330,000 shares of common stock were exercised for a total of $165,000.

During 2014, we issued warrants to purchase 12,912,500 shares of common stock, with an exercise price equal to the greater of a 50% discount off of the stock price at our initial public offering of shares or $0.425 per share, in conjunction with a note payable to an entity owned 67% by our chief executive officer in the amount of $2,265,000 (see Note 4). On April 4, 2016, the note holder agreed to amend the note to extend the due date of the note to January 31, 2017. We did not modify the terms of the warrants.

During 2014, we issued warrants to purchase 300,000 shares of common stock, with an exercise price of $1.00 per share, in conjunction with notes payable to individuals, including a related party, in the amount of $300,000. These warrants expire on December 31, 2018 (see Note 4).

On July 28, 2015, we issued warrants to purchase 4,480,000 shares of common stock with an exercise price of $0.25 per share in conjunction with the loan agreement with a private venture fund, which is a related party, to provide us up to $1,000,000 in working capital. The warrants expire on April 30, 2016. We calculated the fair value of the warrant by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 54%; risk-free interest rate of 0.32%; and an expected life of one year. On March 15, 2016, the note holder agreed to amend the note to increase the working capital loan to up to $2,000,000 and extend the date of repayment to the earlier of: (i) the first anniversary of the date of issuance; (ii) the completion by us of equity financing resulting in our receipt of gross proceeds of at least $2,000,000; or (iii) the financial closing of the Baha Mar project, and we agreed to increase the warrant to up to 8,000,000 shares and extend the expiration date to December 31, 2016. (see Notes 4 and 7).

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
as of June 30, 2016
(Unaudited)

The following table summarizes all warrants outstanding and exercisable for the period ended June 30, 2016:

Warrants	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2015	22,227,876	$0.64
Granted	3,520,000	0.25
Exercised	(330,000)	0.50
Forfeited	-	-
Balance at June 30, 2016	25,417,876	0.59

On January 1, 2015, we issued options to purchase an aggregate of 100,000 shares of common stock to our vice president shareholder relations. The purchase price of these options is $0.75 per share. The options are fully vested as of December 31, 2015. The options expire on January 1, 2018. We calculated the fair value of the options by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 54%; risk-free interest rate of 0.25%; and an expected life of one year. The fair value of the option at grant date was $22,440 or $0.2244 per option.

The following table summarizes all options outstanding and exercisable for the period ended June 30, 2016:

Options	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2015	100,000	$0.75
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at June 30, 2016	100,000	$0.75

NOTE 6—COMMITMENTS AND CONTINGENCIES

Employment Agreements

On January 1, 2011, we entered into a five-year employment agreement with an individual to serve as our chief executive officer. The employment agreement provides for successive one-year term renewals unless it is expressly cancelled by either party 100 days prior to the end of the term. Under the agreement, the chief executive officer will receive an annual salary of $350,000, a car allowance of $12,000, and Company-paid health insurance. We are allowed to defer $170,000 per annum until we reaches our first financial close on a project with a capital cost of $25 million or more. The agreement also provides for bonuses equal to one times annual salary plus 500,000 shares of common stock for each additional project that generates $25 million or more revenue to us. The chief executive officer is entitled to receive severance pay in the lesser amount of three years’ salary or 100% of the remaining salary if the remaining term is less than three years. As of December 31, 2015, we had issued 1,000,000 shares of common stock, with a fair value of $850,000, to compensate the chief executive officer for his performance (see Note 7).

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
as of June 30, 2016
(Unaudited)

On May 1, 2011, we entered into a five-year employment agreement with an individual to serve as our senior vice president and head of OTEC Programs. The employment agreement provides for successive one-year term renewals unless it is expressly cancelled by either party 100 days prior to the end of the term. Under the agreement, the individual will receive an annual salary of $210,000, a car allowance of $9,000, and $14,400 towards health insurance. We are allowed to defer $108,000 per annum. For the Baha Mar project, the individual is entitled to a bonus of $25,000, 100,000 shares of common stock, and all deferred salaries. The agreement also provides for bonuses equal to one times the annual salary plus 100,000 shares of common stock for each additional project that generates $25 million or more revenue to us. The individual is entitled to receive severance pay in the lesser amount of three years’ salary or 100% of the remaining salary if the remaining term is less than three years.

During the year ended December 31, 2015, we issued to the chief financial officer 1,000,000 shares of common stock, with a fair value of $850,000, according to a settlement agreement. The chief financial officer was hired on February 1, 2015, in anticipation of the financial closing of the Baha Mar project; however, the project was delayed making it difficult for us to raise enough money to justify his employment. As a result, a settlement agreement was negotiated to supersede the chief financial officer’s unexpired employment agreement (see Note 7).

During the year ended December 31, 2015, we issued 844,000 shares of common stock to employees for services with fair value of $717,400.

During the year ended December 31, 2015, we issued 157,295 shares of common stock to consultants for services with fair value of $133,701.

During the six months ended June 30, 2016, we issued 210,588 shares of common stock to consultants for services with a fair value of $179,000.

Commitments

On March 15, 2016, we signed a Memorandum of Understanding with American Samoa Power Authority and American Samoa Department of Commerce for us to prepare cost estimates for several OTEC-related projects, including fossil-fuel-free electricity, seawater air-conditioning, and a comprehensive economic development plan using the OTEC ancillary products such as potable/bottle water and high-profit aquaculture, mariculture, and agriculture opportunities.

Contingencies

On June 29, 2015, with the Baha Mar resort an estimated 95% complete, Baha Mar Ltd., the developer of the resort, filed for Chapter 11 bankruptcy protection in U.S. Bankruptcy Court in Wilmington, Delaware. Baha Mar Ltd. is the entity with which our subsidiary entered into the Energy Services Agreement to build a SWAC system. The underlying cause of the filing was a commercial dispute between Baha Mar Ltd. and its construction company. Neither we, nor our construction company, is a party to the proceeding. At an early stage of the proceedings, the U.S. Bankruptcy Court in Wilmington, Delaware dismissed the action on September 15, 2015, agreeing with the Bahamas Supreme Court in finding that the case should properly be decided in Bahamian courts.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
as of June 30, 2016
(Unaudited)

The case is proceeding in the Bahamas Supreme Court with the September 2015 appointment of provisional liquidators (Bahamas-based KRyS Global and UK-based AlixPartners) for the specific purpose of preserving the assets of the unfinished resort pending a resolution of the dispute. In November 2015, the Bahamas Supreme Court named Deloitte & Touche LLP as a receiver to Baha Mar Ltd. at the request of the Export-Import Bank of China, which is a primary creditor having made a $2.45 billion loan to Baha Mar Ltd. in 2010. In March 2016, the receiver engaged Colliers International, an international real estate firm, to actively market the resort to a new owner.

The June 2015 bankruptcy of the developer constituted an event of default under the Energy Services Agreement, but we have elected not to assert that default in favor of attempting to pursue the project. Under the terms of our Energy Services Agreement, in the event of default of the developer, we have the right to recover damages, including the amount invested in the project ($7.9 million at December 31, 2015), plus any fees earned at the time of breach and other direct damages, limited in aggregate amount to $25.0 million. The Energy Services Agreement is binding on any successor developer that takes over the development and finished construction.

We believe that even though bankruptcy courts have substantial powers to void contracts, the Energy Services Agreement is likely to survive (either in full effect or with limited modifications) due to the energy requirements of the project, but there can be no guarantee that we will realize any future benefits from the project.

Our Baha Mar project will be delayed until the new owner takes control of the resort and our ESA contract is either terminated or assumed by the new ownership.

We have elected not to intervene in the Bahamas proceeding, which we believe is in the nature of an equitable proceeding to preserve the project and seek to reorganize so that the project can be completed rather than a liquidation. Our strategy is based on our conclusion that the completion of the resort by any new owner will require it to address the lack of capacity of the current electrical grid to provide air conditioning through conventional means and the projected energy cost savings derived from our SWAC system as compared to conventional electricity at prevailing rates, even if its lack of reliability in the Bahamas is discounted. By relying on this strategy, we believe we are avoiding significant legal representation costs. Further, we believe that we would have no legal position to differentiate us from other unsecured creditors with an aggregate of about $2.0 billion in claims.

Litigation

From time to time, we are involved in legal proceedings and regulatory proceedings arising from operations. We establish reserves for specific liabilities in connection with legal actions that management deems to be probable and estimable. We are not currently a party to any proceeding, the adverse outcome of which would have a material adverse effect on our financial position or results of operations.

NOTE 7—RELATED-PARTY TRANSACTIONS

For the six months ended June 30, 2016, we paid rent of $30,000 to a company controlled by our chief executive officer under an operating lease agreement.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
as of June 30, 2016
(Unaudited)

During the six months ended June 30, 2016, we repaid $5,000 on a loan, which now totals $1,756,000, to a company controlled by our chief executive officer.

During 2015, a private venture fund, in which our chief executive officer is an officer and director, agreed to provide up to $1,000,000 in working capital. The note holder agreed to amend the note to increase the working capital loan to up to $2,000,000 and we agreed to increase the warrant to up to 8,000,000 shares. (see Notes 4 and 5). For the six months ended June 30, 2016, additional loans of $609,500 have been made to us by the private venture fund.

During 2015, we issued 2,000,000 shares of common stock, with a fair value of $1,700,000, to an executive officer and a former executive officer of the Company (see Note 6).

During 2015, one of the original Series B note holders transferred its ownership of the note in the amount of $50,000 to a private venture fund in which our chief executive officer is an officer and director  (see Note 4).

During 2014, we issued a warrant to purchase 12,912,500 shares of common stock, with an exercise price equal to the greater of a 50% discount off of the stock price at our initial public offering of shares or $0.425 per share, in conjunction with a note payable to an entity 67% owned by our chief executive officer in the amount of $2,265,000. On April 4, 2016, the note holder agreed to amend the note to extend the due date of the note to January 31, 2017. We did not modify the terms of the warrants (see Note 4).

NOTE 8—SUBSEQUENT EVENTS

As disclosed in Note 5, we have a working capital loan with a private venture fund in which our chief executive officer is an officer and director. The note holder agreed to amend the note to increase the working capital loan to up to $2,000,000, and we agreed to increase the warrant to up to 8,000,000 shares. Since June 30, 2016, additional loans of $256,000 for a total of $1,866,475 have been made to us by the private venture fund.

Subsequent to June 30, 2016, Series E warrants to purchase 61,000 shares of common stock were exercised at a price of $0.50 per share, for cash totaling $30,500.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed financial statements and notes to our financial statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors discussed elsewhere in this report.

Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to our anticipated revenues, gross margins, and operating results, estimates used in the preparation of our financial statements, future performance and operations, plans for future expansion, capital spending, sources of liquidity, and financing sources. Forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include those relating to our liquidity requirements; the continued growth of our industry; the success of marketing and sales activity; the dependence on existing management; leverage and debt service (including sensitivity to fluctuations in interest rates); domestic and global economic conditions; the inherent uncertainty and costs of prolonged arbitration or litigation; and changes in federal or state tax laws or the administration of such laws.

Overview

We develop projects for renewable power generation, desalinated water production, and air conditioning using our proprietary technologies designed to extract energy from the temperature differences between warm surface water and cold deep water. In addition, our projects provide ancillary products such as potable/bottle water and high-profit aquaculture, mariculture, and agriculture opportunities.

We currently have no source of revenue, so as we continue to incur costs we are dependent on external funding in order to continue. We cannot assure that such funding will be available or, if available, can be obtained on acceptable or favorable terms.

Our operating expenses consist principally of expenses associated with the development of our projects until we determine that a particular project is feasible. Salaries and wages consist primarily of employee salaries and wages, payroll taxes, and health insurance. Our professional fees are related to consulting, engineering, legal, investor relations, outside accounting, and auditing expenses. General and administrative expenses include travel, insurance, rent, marketing, and miscellaneous office expenses. The interest expense includes interest and discounts related to our loans and notes payable.

Results of Operations

Comparison of Three Months Ended June 30, 2016 and 2015

We had no revenue in the three months ended June 30, 2016 or 2015.

During the three months ended June 30, 2016, we had salaries and wages and professional fees of $0.29 million and $0.21 million, respectively, for a total of $0.50 million, as compared to salaries and wages and professional fees of $0.45 million and $0.13 million, respectively, for a total of $0.58 million, during the same three-month period for 2015. This $0.08 million, or about 14% decrease as compared to the prior year is due principally to our reduced spending of items due to the bankruptcy of the developer of the Baha Mar properties.

General and administrative expenses of $0.12 million during the three months ended June 30, 2016, is a 30% decrease compared to the same three-month period of the previous year, reflecting a reduction in our marketing and office expenses as our efforts were limited by capital restraints and as we sought to initiate a new principal project following the mid-2015 bankruptcy of the developer of the Baha Mar project.

In the three months ended June 30, 2016, we recognized a $6.98 million expense associated with our write-off of previously capitalized costs for assets under construction associated with the Baha Mar project. We had no cash expenses in 2016.

The above factors resulted in an operating loss of $0.61 million during the three months ended June 30, 2016, as compared to $7.72 million during the same period of 2015, a decrease of $7.10 million, or 92%. Had our expenses not included a write-off of $6.9 million related to the Baha Mar project during the three months ended June 30, 2015, our loss from operations would have been $0.74 million for that period as compared to $0.61 million for the same period in 2016.

Our interest expense of $0.38 million for the three months ended June 30, 2016, was a 243% increase over our $0.11 million interest expense for the same period of the previous year. This increase was largely due to additional borrowing and discounting of our notes payable.

Comparison of Six Months Ended June 30, 2016 and 2015

We had no revenue in the six months ended June 30, 2016 or 2015.

During the six months ended June 30, 2016, we had salaries and wages and professional fees of $0.62 million and $0.46 million, respectively, for a total of $1.08 million, as compared to salaries and wages and professional fees of $0.88 million and $0.52 million, respectively, for a total of $1.40 million, during the same six-month period for 2015. This 22% decrease as compared to the prior year is due principally to our reduced spending of items due to the bankruptcy of the developer of the Baha Mar properties.

General and administrative expenses of $0.2 million during the six months ended June 30, 2016, as compared to $0.3 million during the six months ended June 30, 2015, is a 26% decrease compared to the same six-month period of the previous year, reflecting a reduction in our marketing and office expenses as our efforts were limited by capital restraints and as we sought to initiate a new principal project following the mid-2015 bankruptcy of the developer of the Baha Mar project.

In the six months ended June 30, 2016, we recognized a $6.98 million expense associated with our write-off of previously capitalized costs for assets under construction associated with the Baha Mar project. We had no cash expenses in 2016.

The above factors resulted in an operating loss of $1.31 million during the six months ended June 30, 2016, as compared to $8.68 million during the same period of 2015, a decrease of $7.37 million, or 85%. Had our expenses not included a write-off of $6.9 million related to the Baha Mar project during the six months ended June 30, 2015, our loss from operations would have been $1.70 million for that period as compared to $1.31 million for the same period in 2016.

Our interest expense of $0.70 million for the six months ended June 30, 2016, as compared to $0.35 million, was a 104% increase largely due to additional borrowing and discounting of our notes payable.

Liquidity and Capital Resources

At June 30, 2016, we had negative working capital (current assets minus current liabilities) of $9.62 million, as compared to a working capital deficit of $5.73 million as of December 31, 2015, as we continued to incur project development costs without generating our own revenue and without sufficient external funding. In addition, our stockholders’ deficit was $9.25 million at June 30, 2016, compared to stockholders’ deficit of $8.20 million at December 31, 2015, an increase in the deficit of $1.05 million.

Our operating activities used cash of $0.82 million during the first six months of 2016, as compared to using net cash of $0.76 million during the same period in 2015. We funded a significant portion of this operating loss by issuing stock to pay $0.18 million in compensation and decreases of $0.19 million and $0.29 million in accounts payable and accrued expenses, respectively. Also, $0.42 million of this loss was attributable to amortization of a note payable discount. These noncash items reflect our reliance on borrowings at a discount, issuing stock in lieu of cash for compensation, and the increase in accounts payable and accrued expenses in order to meet the shortages of working capital required to fund our operations.

Investing activities in the first six months of 2016 used cash of $0.04 million, as compared to $0.12 million in the same period for the prior year. During the first six months of 2016, a much smaller amount of expenses related to ongoing projects were capitalized when compared to the same period for 2015. This reflected the constraints on our available capital resources.

During the six months ended June 30, 2016, our financing activities provided net cash of $0.77 million, as compared to $0.63 million in the same period in 2015. A loan from a related party provided $0.61 million of the cash in the first six months of 2016, as compared to $0.22 million from a related party in the same period of the prior year. In the first six months of 2016, we received $0.16 million from the issuance of common stock as compared to $0.46 million during the same period of the prior year, a decrease of 65%, which was offset by the increase in the loan from the related party.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the notes to our June 30, 2016, condensed consolidated financial statements. Note that our preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. We cannot assure that actual results will not differ from those estimates.

Income Taxes

We account for income taxes under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740-10-25, “Income Taxes—Overall—Recognition.” Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10- 25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Revenue Recognition

We recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition.” In all cases revenue is recognized when the price is fixed and determinable, persuasive evidence of an engagement exists, the service is performed, and collectability of receivable is reasonably assured. We recognize revenue from grants as the services are performed.

Capitalization Policy

Furniture, vehicles, equipment, and software are recorded at cost and include major expenditures that increase productivity or substantially increase useful lives. Maintenance, repairs, and minor replacements are charged to expenses when incurred. When furniture, vehicles, and equipment are sold or otherwise disposed of, the asset and related accumulated depreciation are removed from this account, and any gain or loss is included in the statement of operations. The cost of furniture, vehicles, equipment, and software is depreciated over the estimated useful lives of the related assets.

Assets under construction represent costs incurred by us for our renewable energy systems currently in process. We capitalize costs incurred once the project has met the project feasibility stage. Costs include environmental engineering, permits, government approval costs, and site engineering costs. We capitalize direct interest costs associated with the projects.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases,” which will amend current lease accounting to require lessees to recognize: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows, or financial condition.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting,” which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (i) income tax consequences; (ii) classification of awards as either equity or liabilities; and (iii) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows, or financial condition.

In April 2016, the FASB issued ASU No. 2016–10, “Revenue from Contract with Customers (Topic 606): Identifying Performance Obligations and Licensing.” The amendments in this update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on: (i) contracts with customers to transfer goods and services in exchange for consideration; and (ii) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this update are intended to render more detailed implementation guidance with the expectation to reduce the degree of judgment necessary to comply with Topic 606. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows, or financial condition.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us, in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2016, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were not effective to provide reasonable assurance as of June 30, 2016, because certain deficiencies involving internal controls constituted material weaknesses, as discussed below.

Limitations on Effectiveness of Controls

A system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the system will meet its objectives. The design of a control system is based, in part, upon the benefits of the control system relative to its costs. Control systems can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. In addition, the design of any control system is based in part upon assumptions about the likelihood of future events.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control of over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We have assessed the effectiveness of those internal controls as of June 30, 2016, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control—Integrated Framework (2013) as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance respecting financial statement preparation and presentation. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected.

Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was not effective as of June 30, 2016.

General Operating Activities

As of June 30, 2016, management identified the following material weaknesses:

•	Control Environment—We did not maintain an effective control environment for internal control over financial reporting.

•
Segregation of Duties—As a result of limited resources and staff, we did not maintain proper segregation of incompatible duties. The effect of the lack of segregation of duties potentially affects multiple processes and procedures.

•
Entity Level Controls—We failed to maintain certain entity-level controls as defined by the framework issued by COSO. Specifically, our lack of staff does not allow us to effectively maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, due to lack of adequate staff with such expertise.

•	Access to Cash—One executive had the ability to transfer from our bank accounts.

The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weaknesses had any effect on the accuracy of our financial statements for the current reporting period.

These weaknesses are continuing. Management and the board of directors are aware of these weaknesses that result because of limited resources and staff. Management has begun the process of formally documenting our key processes as a starting point for improved internal control over financial reporting. Efforts to fully implement the processes we have designed have been put on hold due to limited resources, but we anticipate a renewed focus on this effort in the near future. Due to our limited financial and managerial resources, we cannot assure when we will be able to implement effective internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the six months ended June 30, 2016, individuals exercised Series E warrants to purchase 330,000 shares of common stock at a price of $0.50 per share for cash totaling $165,000. These warrants were related to the Series E warrants that had been issued by pre-merger BBNA under Section 1145 of the Bankruptcy Code as part of a plan of reorganization implemented under Chapter 11 of the Bankruptcy Code.

For the six months ended June 30, 2016, we issued 210,588 shares of common stock to consultants for services performed with a fair value of $179,000 ($0.85 per share).

Except as otherwise noted, the securities in these transactions were sold in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act for transactions not involving any public offering. Each of the persons acquiring the foregoing securities was an accredited investor (as defined in Rule 501(a) of Regulation D) and confirmed the foregoing and acknowledged, in writing, that the securities must be acquired and held for investment. All certificates evidencing the shares sold bore a restrictive legend. No underwriter participated in the offer and sale of these securities, and no commission or other remuneration was paid or given directly or indirectly in connection therewith.

The proceeds from these sales were used for general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During 2013, we paid cash of $10,000 and issued a note payable for $290,000 in connection with the reverse merger transaction. We repurchased and retired 7,546,464 shares of common stock simultaneously with the closing of the merger. The note was unsecured and due the earlier of December 31, 2015, or upon our receipt of $50,000 of proceeds from the exercise of the Class A warrants, $50,000 from the exercise of the Class B warrants, $60,000 from the exercise of the Class C warrants, $60,000 from the exercise of Class D warrants, and $70,000 from the exercise of the Class E warrants. During 2015, a payment of $60,000 was made leaving a balance of $130,000. We have determined that no further payment of principal or interest on this note should be made because the note holder failed to perform his underlying obligations giving rise to this note. As such, we are confident that if the note holder were to seek legal redress, his unlawful conduct would be revealed and a court would decide in our favor by either voiding the note or awarding damages sufficient to offset the note value.

During 2014, we issued a note payable of $100,000 to a related party and $200,000 to a third party, for a total of $300,000, and warrants to purchase 300,000 shares of common stock with an exercise price of $1.00 per share. The warrants expire during December 2018. These unsecured notes have an interest rate of 12% per annum. The $100,000 note with a related party is due the earlier of December 26, 2015; the completion by us of an equity financing resulting in our receipt of gross proceeds of at least $2,000,000; or the financial close of the Baha Mar project and release of funds by the bank. The balance on the $200,000 note is due the earlier of June 30, 2015; the completion by us of an equity financing resulting in our receipt of gross proceeds of at least $2,000,000; or the financial close of the Baha Mar project and release of project financing funds by the bank. Accrued interest totaled $54,000 and $36,000 as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, the notes are in default. Due to the delay in opening of the Baha Mar Resort, our Baha Mar SWAC project’s financial closing was delayed causing us to default on the notes. We intend to repay the notes and accrued interest upon the project’s financial closing.

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Attached.

Item 32	Section 1350 Certifications
32.01	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached.

Item 101	Interactive Data
101	Interactive Data files	Attached
_______________
*
All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed as an exhibit.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEAN THERMAL ENERGY CORPORATION

Date: August 10, 2016	By:	/s/ Jeremy P. Feakins
Jeremy P. Feakins
Chief Executive Officer and
Chief Financial Officer