Form 10-Q
period 2016-09-30
Ocean Thermal Energy Corp
filed 2016-11-14
CIK 1531272

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 11, 2016, issuer had 94,261,554 outstanding shares of common stock, par value $0.0001.

PART I–FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

	September 30, 2016	December 31, 2015
	(Unaudited)	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$478,255	$125,029
Subscription receivable	30,000	-
Prepaid expenses	27,855	9,223
Other current assets	-	24,542
Total Current Assets	536,110	158,794

Property and Equipment
Property and equipment, net	2,941	6,573
Assets under construction	1,075,173	970,847
Property and Equipment, net	1,078,114	977,420

Total Assets	$1,614,224	$1,136,214

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payables and accrued expense	$5,431,725	$5,079,984
Current portion - capital lease obligation	-	2,530
Notes payable - related party, net	2,886,000	507,082
Notes payable, net	300,000	300,000
Convertible note payable, net	48,287	-
Total Current Liabilities	8,666,012	5,889,596

Notes payable - related party, net	45,644	2,806,014
Notes payable, net	600,414	594,432
Convertible note payable, net	-	44,940
Total Liabilities	9,312,070	9,334,982

Commitments and Contingencies (see Note 10)

Stockholders' deficit
Preferred Stock, $0.0001 par value; 20,000,000 shares authorized,
0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized,
94,161,552 and 82,623,066 shares issued and outstanding, respectively	9,416	8,262
Additional paid-in capital	44,292,999	38,796,396
Accumulated deficit	(52,000,261)	(47,003,426)
Total Stockholders' Deficiency	(7,697,846)	(8,198,768)

Total Liabilities and Stockholders' Deficit	$1,614,224	$1,136,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30.
	2016	2015	2016	2015
Operating Expenses
Salaries and wages	$280,929	$2,269,685	$905,708	$3,149,080
Professional fees	756,363	56,192	1,218,041	573,318
General and administrative	123,700	186,916	345,971	489,167
Impairment of assets under construction	-	586	-	6,978,457
Total Operating Expenses	1,160,992	2,513,379	2,469,720	11,190,022

Operating Loss	(1,160,992)	(2,513,379)	(2,469,720)	(11,190,022)

Other Expenses
Interest Expense	(1,820,835)	(246,224)	(2,527,115)	(592,525)
Total Other Expense	(1,820,835)	(246,224)	(2,527,115)	(592,525)

Net Loss	$(2,981,827)	$(2,759,603)	$(4,996,835)	$(11,782,547)

Total basic and diluted loss per common share	$(0.04)	$(0.03)	$(0.06)	$(0.15)

Basic and diluted weighted-average common shares outstanding	84,993,246	78,970,953	83,236,245	78,865,733

The accompanying notes are an integral part of these condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(4,996,835)	$(11,782,547)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	3,632	5,414
Impairment of assets under construction	-	6,978,457
Stock issued for services	948,200	103,700
Options issued for services	-	16,830
Stock issued for interest	412,374	-
Stock issued for compensation	-	1,718,700
Amortization of note payable discounts	1,642,462	274,115
Changes in assets and liabilities:
Other current assets	24,542	-
Prepaid expenses	(18,632)	1,462
Accounts payable	(345,708)	734,088
Accrued expenses	869,272	675,408
Net Cash Used In Operating Activities	(1,460,693)	(1,274,373)

Cash Flow From Investing Activities:
Assets under construction	(104,326)	(136,696)
Net Cash Used In Investing Activities	(104,326)	(136,696)

Cash Flows From Financing Activities:
Repayment of notes payable - related party	(5,000)	(95,000)
Proceeds from notes payable - related party	999,025	736,000
Proceeds from convertible note payable	-	50,000
Proceeds from issuance of common stock, net of subscription receivable	926,750	455,627
Repayment of capital lease	(2,530)	(3,436)
Net Cash Provided by Financing Activities	1,918,245	1,143,191

Net decrease in cash and cash equivalents	353,226	(267,878)
Cash and cash equivalents at beginning of year	125,029	280,708
Cash and Cash Equivalents at End of Period	$478,255	$12,830

Supplemental disclosure of cash flow information
Cash paid for interest expense	$43,253	$12,008

Supplemental disclosure of non-cash investing and financing activities:
Accrued interest on related party note converted to common stock	$171,823	$-
Exercise of warrant in lieu of repayment of related-party note payable	$2,000,000	$-
Debt discount on related-party note payable and extension of warrants	$1,008,610	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1:  Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, our financial statements reflect all adjustments that are of a normal recurring nature necessary for presentation of financial statements for interim periods in accordance with U.S. generally accepted accounting principles (GAAP) and with the instructions to Form 10-Q in Article 10 of SEC Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. As used in this report, the terms “we,” “us,” and “our” mean Ocean Thermal Energy Corporation and our subsidiaries, unless the context indicates otherwise.

We condensed or omitted certain information and footnote disclosures normally included in our annual audited financial statements, which we prepared in accordance with GAAP. The operating results for the three and nine months ended September 30, 2016, are not necessarily indicative of the results to be expected for the year. Our interim financial statements should be read in conjunction with our report on Form 10/A No. 2 filed on July 27, 2016, and our quarterly report on Form 10-Q for the quarter ended June 30, 2016.

Note 2:  Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on the assumption that we will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, we had a net loss of $4,996,835 and used $1,460,693 of cash in operating activities for the nine months ended September 30, 2016. We had a working capital deficiency of $8,129,902 and a stockholders’ deficit of $7,697,846 as of September 30, 2016. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to increase sales and obtain external funding for our project development. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Note 3:  Income Taxes

No income tax expense was recognized for the three- and nine-month periods ended September 30, 2016 and 2015, due to net losses being incurred in these periods. We are subject to audit by the Internal Revenue Service, various states, and foreign jurisdictions for the prior three years. There has not been a change in our unrecognized tax positions since December 31, 2015, and we do not believe there will be any material changes in our unrecognized tax positions over the next 12 months. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We do not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense related to unrecognized tax benefits was recognized during the nine months ended September 30, 2016.

Note 4:  Fair Value of Financial Instruments

The accounting standard for fair value measurements provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The accounting standard establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required as well as the assets and liabilities that we value using those levels of inputs.

●	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.

●
Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

●	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. We did not have any significant nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed at fair value on a recurring basis as of September 30, 2016, nor did we have any assets or liabilities measured at fair value on a nonrecurring basis to report in the first nine months of 2016.

Note 5:  Net Loss per Common Share

Basic earnings per share is computed by dividing the net income applicable to common shares by the weighted average number of common shares outstanding. We recorded a net loss for each of the three- and nine-month periods ended September 30, 2016 and 2015, so there are no diluted earnings per share calculated for those periods. Basic and diluted earnings per share were essentially the same for all periods presented.

We had 16,112,210 and 22,878,360 shares issuable upon the exercise of warrants and options and 205,667 shares issuable upon the conversion of green energy bonds and notes that were not included in the computation of dilutive loss per share because their inclusion is antidilutive for the interim periods ended September 30, 2016 and 2015, respectively.

Note 6:  Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board issued Accounting Standard Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. Historically, there has been a diversity in practice in how certain cash receipts/payments are presented and classified in the statement of cash flows under Topic 230. The purpose of the update is to reduce the existing diversity in practice by clarifying the presentation of certain types of transactions. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We note that this guidance applies to our reporting requirements and will implement the new guidance accordingly.

We have reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our consolidated results of operations, financial position, and cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on current or future earnings or operations.

Note 7:  Business Segments

We conduct operations in various foreign jurisdictions that use our technology. Our segments are based on the location of their operations. The U.S. territories segment consists of operations in the U.S. Virgin Islands and Guam; the Bahamas segment consists of operations specific to the Bahamas; and the other segment currently consists of operations in the Cayman Islands. Direct revenues and costs, depreciation, depletion, and amortization costs, general and administrative costs, and other income directly associated with their respective segments are detailed within the following discussion. Identifiable net property and equipment are reported by business segment for management reporting and reportable business segment disclosure purposes. Current assets, other assets, current liabilities, and long-term debt are not allocated to business segments for management reporting or business segment disclosure purposes.

Reportable business segment information for the nine months ended September 30, 2016, and as of September 30, 2016, is as follows (in thousands):

	U.S. Territories	Bahamas	Other	Non-Segmented	Total

Nine months ended September 30, 2016:
Revenues	$ --	$ --	$ --	$ --	$ --
Net loss	--	--	--	(4,997)(1)	(4,997)
As of September 30, 2016:
Assets under construction	756	270	49	--	1,075
Additions to assets under construction	78	26	--	--	104
_______________

(1)	Nonsegmented reconciling items for the first nine months include $2,470 of operating costs and $2,527 of interest expense.

Reportable business segment information for the nine months ended September 30, 2015, and as of September 30, 2015, is as follows (in thousands):

	U.S. Territories	Bahamas	Other	Non-Segmented	Total

Nine months ended September 30, 2015:
Revenues	$ --	$ --	$ --	$ --	$ --
Net loss	--	(6,978)	--	(4,805)(1)	(11,783)
As of September 30, 2015:
Assets under construction	678	244	49	--	971
Additions to assets under construction	137	--	--	--	137
_______________

(1)	Nonsegmented reconciling items for the first nine months include $4,212 of operating costs and $593 of interest expense.

Note 8: Notes Payable

The following convertible note and notes payable were outstanding at September 30, 2016:

				Principal at	Discount at	Carrying Amount
Date of	Maturity			September 30,	September 30,	at September 30,	Related Party		Non Related Party
Issuance	Date	Interest Rate	Original Principal	2016	2016	2016	Current	Long-Term	Current	Long-Term
02/03/12	02/03/17	10.00%	$ 1,000,000	$ 1,000,000	$ -	$ 1,000,000	$ 1,000,000	$ -	$ -	$ -
08/15/13	10/31/23	10.00%	525,000	525,000	45,742	479,258	-	45,644	-	433,614
12/31/13	12/31/15	8.00%	290,000	130,000	-	130,000	130,000	-	-	-
04/16/14	04/30/19	9.86%	6,000	6,000	-	6,000	-	-	-	6,000
05/09/14	04/30/19	9.86%	50,400	50,400	-	50,400	-	-	-	50,400
05/28/14	04/30/19	9.86%	25,200	25,200	-	25,200	-	-	-	25,200
04/01/14	01/31/17	10.00%	2,265,000	1,756,000	-	1,756,000	1,756,000	-	-	-
07/21/14	12/31/19	9.86%	78,000	78,000	-	78,000	-	-	-	78,000
08/18/14	12/31/19	7.86%	7,200	7,200	-	7,200	-	-	-	7,200
12/22/14	03/31/15	12.00%	200,000	200,000	-	200,000	-	-	200,000	-
12/26/14	12/26/15	12.00%	100,000	100,000		100,000		-	100,000	-
04/09/15	04/09/17	10.00%	50,000	50,000	1,713	48,287	-	-	48,287
Total			$ 4,596,800	$ 3,927,800	$ 47,455	$ 3,880,345	$ 2,886,000	$ 45,644	$ 348,287	$ 600,414

Note 9: Stockholders’ Equity

Common Stock

For the nine months ended September 30, 2016, individuals exercised Series E warrants to purchase 1,380,000 shares of common stock at a price of $0.50 per share for cash totaling $690,000. These warrants were related to the Broadband Network Affiliates, Inc. (“BBNA”) merger. Individuals also exercised Series D warrants to purchase 355,666 shares of common stock at a price of $0.75 per share for cash totaling $236,750 and a subscription receivable of $30,000. The subscription receivable was collected on October 21, 2016. These warrants were also related to BBNA merger.

For the nine months ended September 30, 2016, we issued 1,115,529 shares of common stock for services performed with a fair value of $948,200 ($0.85 per share).

The note holder exercised a warrant to purchase 8,000,000 shares of common stock with an exercise price of $0.25 in lieu of repayment of $2,000,000 of note payable. The note holder also converted $171,823 of accrued interest into 687,291 shares of common stock with a fair value of $584,197 ($0.85 per share).

Warrants and Options

The following table summarizes all warrants outstanding and exercisable for the period ended September 30, 2016:

Warrants	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2015	22,227,876	$0.64
Granted	3,520,000	0.25
Exercised	(9,735,666)	0.38
Balance at September 30, 2016	16,012,210	0.76

The following table summarizes all options outstanding and exercisable for the period ended September 30, 2016:

Options	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2015	100,000	$0.75
Balance at September 30, 2016	100,000	$0.75

Note 10: Commitments and Contingencies

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

Note 11: Related-Party Transactions

For the nine months ended September 30, 2016, we paid rent of $45,000 to a company controlled by our chief executive officer under an operating lease agreement.

During the nine months ended September 30, 2016, we repaid $5,000 on a loan, which now totals $1,756,000, to a company controlled by our chief executive officer.

During 2015, a private venture fund, in which our chief executive officer is an officer and director, agreed to provide up to $1,000,000 in working capital. During the nine months ended September 30, 2016, the note holder agreed to amend the note to increase the working capital loan to up to $2,000,000, and we agreed to increase the warrant to up to 8,000,000 shares. For the nine months ended September 30, 2016, additional loans of $999,025 were made to us by the private venture fund, resulting in a principal balance of $2,000,000 and $171,823 in accrued interest. The note holder exercised a warrant to purchase 8,000,000 shares of common stock with an exercise price of $0.25 in lieu of repayment of $2,000,000 of the note payable. The note holder also converted $171,823 of accrued interest into 687,291 shares of common stock with a fair value of $584,197 ($0.85 per share).

Note 12: Subsequent Events

Subsequent to September 30, 2016, Series D warrants to purchase 100,000 shares of common stock were exercised at a price of $0.75 per share, for cash totaling $75,000.

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

Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to our anticipated revenues, gross margins and operating results, estimates used in the preparation of our financial statements, future performance and operations, plans for future expansion, capital spending, sources of liquidity, and financing sources. Forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include those relating to our liquidity requirements; the continued growth of our industry; the success of marketing and sales activity; the dependence on existing management; the availability and cost of substantial amounts of project capital; leverage and debt service (including sensitivity to fluctuations in interest rates); domestic and global economic conditions; the inherent uncertainty and costs of prolonged arbitration or litigation; and changes in federal or state tax laws or the administration of such laws.

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

Results of Operations

Comparison of Three Months Ended September 30, 2016 and 2015

We had no revenue in the three months ended September 30, 2016 or 2015.

During the three months ended September 30, 2016, we had salaries and wages of $0.28 million, compared to salaries and wages of $2.27 million during the same three-month period for 2015. During the third quarter of 2015, we issued stock with a fair value of $1.7 million to certain officers in accordance with the terms of their employment agreements.

During the three months ended September 30, 2016 and 2015, we recorded professional fees of $0.76 million and $0.05 million, respectively. The 2016 increase is due primarily to $0.80 million of stock issued for consulting services.

General and administrative expenses of $0.12 million during the three months ended September 30, 2016, is a 34% decrease compared to the same three-month period of the previous year, reflecting a reduction in our marketing and office expenses as our efforts were limited by capital restraints following the mid-2015 bankruptcy of the developer of the Baha Mar project.

Our interest expense was $1.82 million for the three months ended September 30, 2016, compared to $0.25 million for the same period of the previous year. Interest expense for the 2016 period includes $1.22 million of debt discount amortization.

Comparison of Nine Months Ended September 30, 2016 and 2015

We had no revenue in the nine months ended September 30, 2016 or 2015.

During the nine months ended September 30, 2016, we had salaries and wages of $0.91 million, compared to salaries and wages of $3.15 million during the same period of 2015. During the first nine months of 2015, we issued stock with a fair value of $1.72 million to certain officers in accordance with the terms of their employment agreements.

During the nine months ended September 30, 2016 and 2015, we recorded professional fees of $1.22 million and $0.57 million, respectively. The 2016 increase is due primarily to $0.95 million of stock issued for consulting services.

General and administrative expenses of $0.35 million during the nine months ended September 30, 2016, is a 29% decrease compared to the same nine-month period of the previous year, reflecting a reduction in our marketing and office expenses as our efforts were limited by capital restraints following the mid-2015 bankruptcy of the developer of the Baha Mar project.

During the nine months ended September 30, 2015, we recognized a $6.98 million impairment expense associated with our write-off of previously capitalized costs for assets under construction associated with the Baha Mar project.

Our interest expense was $2.53 million for the nine months ended September 30, 2016, compared to $0.59 million during the same period of 2015. Interest expense for the 2016 period includes $1.64 million of debt discount amortization.

Liquidity and Capital Resources

At September 30, 2016, we had negative working capital (current assets minus current liabilities) of $8.13 million, as compared to a working capital deficit of $5.73 million as of December 31, 2015, as we continued to incur project development costs without generating our own revenue and without sufficient external funding. In addition, our stockholders’ deficit was $7.70 million at September 30, 2016.

Our operating activities used cash of $1.46 million during the first nine months of 2016, compared to net cash used of $1.27 million during the same period in 2015. We funded a significant portion of our net loss of $5.00 million by issuing stock to pay $0.95 million in compensation and consulting costs. Also, $1.64 million of this loss was attributable to amortization of note payable discounts. These noncash items reflect our reliance on borrowings at a discount, issuing stock in lieu of cash for compensation, and the increase in accounts payable and accrued expenses in order to meet the shortages of working capital required to fund our operations.

Investing activities in the first nine months of 2016 used cash of $0.10 million, compared to $0.14 million in the same period for the prior year. During the first nine months of 2016, a smaller amount of expenses related to ongoing projects was capitalized when compared to the same period for 2015. This reflected the constraints on our available capital resources.

During the nine months ended September 30, 2016, our financing activities provided net cash of $1.92 million, compared to $1.14 million in the same period in 2015. A loan from a related party provided $1.0 million of cash in the first nine months of 2016, compared to $0.74 million from a related party in the same period of the prior year. In the first nine months of 2016, we received $0.96 million from the issuance of common stock compared to $0.74 million during the same period of the prior year.

Our Capital Resources and Anticipated Requirements

As noted above, at September 30, 2016, we had negative working capital (current assets minus current liabilities) of $8.13 million. We still have $1.3 million in warrants from the BBNA merger with an exercise price of $0.75 per share that can be issued to interested investors that we believe will provide adequate funding to meet our minimum requirements for the next 12 months, after giving effect to significant cost-cutting measures that we believe are feasible. If we are able to obtain external funding to do so, we would like to devote additional funding to our projects and supporting operations, and related administrative and project sales and development activities, during the next 12 months. We may also want to incur additional costs if we increase the nature and scope of our project development activities due to successful marketing and development efforts and increased available capital. This increased amount would include funding for the U.S. Virgin Islands project development expenses, such as the environmental impact assessment, bathymetry, and permitting and engineering fees associated with the design of the ocean thermal electrical conversion plant.

We are advised that the Baha Mar project has been acquired by a new owner that is re-mobilizing to pay or otherwise resolve claims of creditors and move toward funding and re-commencing construction. If and when the resort opens for business, we estimate that we would need about $130.0 million additionally for construction costs associated with completing the construction of that project during the next 18 months. We will need external funding for all of these requirements. As the project proceeds toward completion, we expect to accelerate our efforts to arrange required project financing for our plant. Once the project financing has been arranged and closed, we anticipate receiving a project development fee and reimbursement of approximately $6.0 million.

As in the past, we expect that we will seek external funding from the sale of secured or unsecured convertible promissory notes and the issuance of preferred or common stock. Secured promissory notes would likely be secured by a lien on our assets, particularly including our interest in the Baha Mar project, which would enable the holders of such notes to foreclose or execute on such assets and obtain possession and ownership of the encumbered assets to the exclusion of our shareholders. If we issue preferred stock, the holders of preferred stock would likely seek preferences on dividends and distributions on liquidation over the holders of common stock and other preferences and rights that would be superior to the rights of the holders of our common stock.

If our efforts to obtain external funding through the sale of debt or equity securities or other means fail, we may seek additional loans from our principal stockholder, although it has made no commitment and has no obligation to provide such funding. Although we have budgeted amounts for planned project development, our actual expenditures will depend on amount of funds available to us. If we do not have sufficient funds to undertake all of our planned activities, we will prioritize our opportunities and limit our activities accordingly. Currently we anticipate that our U.S. Virgin Islands project will be our first priority.

Without revenue, we expect that our operating losses will continue during the next 12 months and thereafter until we develop, finance, and construct a project, which will likely be years in the future. We cannot assure that we will be able to obtain sufficient capital from external sources to continue. We may be forced, due to insufficient capital to continue a project, to sell all or a portion of one or more projects under development in an effort to salvage some financial recovery, notwithstanding the fact that we believe the project’s long-term potential is greater.

Critical Accounting Policies

A summary of our significant accounting policies is included in Note 1 of our Consolidated Financial Statements contained in our report on Form 10/A No. 2 filed on July 27, 2016. Critical accounting policies are those that may have a material impact on our financial statements and also require management to exercise significant judgment due to a high degree of uncertainty at the time the estimate is made. We believe the application of these accounting policies on a consistent basis enables us to provide financial statement users with useful, reliable, and timely information about our earnings results, financial condition, and cash flows.

The preparation of financial statements in accordance with GAAP requires our management to make judgments, estimates, and assumptions regarding uncertainties that affect the reported amounts presented and disclosed in the financial statements. Our management reviews these estimates and assumptions, which are based on historical experience, changes in business conditions, and other relevant factors that it believes to be reasonable under the circumstances. In any given reporting period, actual results could differ from the estimates and assumptions used in preparing our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us, in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2016, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective to provide reasonable assurance as of September 30, 2016, because certain deficiencies involving internal controls constituted material weaknesses, as discussed below.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control of over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We have assessed the effectiveness of those internal controls as of September 30, 2016, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control—Integrated Framework (2013) as a basis for our assessment.

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

Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was not effective as of September 30, 2016.

As of September 30, 2016, management identified the following material weaknesses:

●	Control Environment—We did not maintain an effective control environment for internal control over financial reporting.

●
Segregation of Duties—As a result of limited resources and staff, we did not maintain proper segregation of incompatible duties. The effect of the lack of segregation of duties potentially affects multiple processes and procedures.

●
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

●	Access to Cash—One executive had the ability to transfer from our bank accounts.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the nine months ended September 30, 2016, individuals exercised Series E warrants to purchase 1,380,000 shares of common stock at a price of $0.50 per share for cash totaling $690,000. Individuals also exercised Series D warrants to purchase 335,666 shares of common stock at a price of $0.75 per share for cash totaling $236,750 and a subscription receivable of $30,000, which subsequently collected on October 21, 2016. These warrants were related to the Series E and Series D warrants that had been issued by pre-merger BBNA under Section 1145 of the Bankruptcy Code as part of a plan of reorganization implemented under Chapter 11 of the Bankruptcy Code.

For the nine months ended September 30, 2016, we issued 1,115,529 shares of common stock to consultants for services performed with a fair value of $948,200 ($0.85 per share)..

The note holder exercised a warrant to purchase 8,000,000 shares of common stock with an exercise price of $0.25 in lieu of repayment of $2,000,000 of the note payable. The note holder also converted $171,823 of accrued interest into 687,291 shares of common stock with a fair value of $584,197 ($0.85 per share).

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During 2013, we issued a note payable for $290,000 in connection with a reverse merger transaction. The outstanding balance for this note at September 30, 2016, was $130,000. We have determined that no further payment of principal or interest on this note should be made because the note holder failed to perform his underlying obligations giving rise to this note. As such, we are confident that if the note holder were to seek legal redress, his unlawful conduct would be revealed and a court would decide in our favor by either voiding the note or awarding damages sufficient to offset the note value.

During 2014, we issued note payables of $300,000. Accrued interest totaled $63,908 and $36,000 as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016, the notes are in default. Due to the delay in opening of the Baha Mar Resort, our Baha Mar seawater air conditioning project’s financial closing was delayed causing us to default on the notes. We intend to repay the notes and accrued interest upon the project’s financial closing.

ITEM 5. OTHER INFORMATION

The information provided in Item 2 above is incorporated herein by this reference.

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

OCEAN THERMAL ENERGY CORPORATION

Date: November 14, 2016	By:	/s/ Jeremy P. Feakins
Jeremy P. Feakins
Chief Executive Officer and
Chief Financial Officer